Form 10-Q
period 1995-09-30
LXE INC
filed 1995-11-14
CIK 872865

United States
             Securities and Exchange Commission
                  Washington, D.C.  20549

                          FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1995
                             OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from                    To

                Commission File Number 0-19051


                           LXE Inc.
      (Exact name of registrant as specified in its charter)


           Georgia                          58-1829757
(State or other jurisdiction of    (IRS Employer Identification
incorporation or organization)      Number)


         303 Research Drive
            Norcross, GA                           30092-2993
Address of principal executive offices              Zip Code

Registrant's Telephone Number, Including Area Code-(404) 447-4224

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X          No

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on November 1, 1995:

               Class                       Number of Shares
       Common Stock, $.01 Par Value             5,554,644

                              Index

                                                       Page No.


Part I.  Financial Information

     Item 1.  Financial Statements

          Consolidated Statements of Operations -
            Three Months Ended and Nine Months
            Ended September 30, 1995 and 1994             3

          Consolidated Balance sheets - September 30,
            1995 and December 31, 1994                   4-5

          Consolidated Statements of Cash Flows -
            Nine Months Ended September 30, 1995
            and 1994                                      6

          Notes to Interim Consolidated Financial
            Statements                                    7

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                  8

Part II.  Other Information                               9

                                 Part I
                          Financial Information

Item 1.  Financial Statements

Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

                                 Three Months Ended     Nine Months Ended
                                    September 30           September 30
                                 1995          1994     1995         1994

Net sales                      11,348        17,031    45,188      45,431

Cost of sales                   7,197         8,687    25,718      22,443

     Gross profit               4,151         8,344    19,470      22,988

Selling, general and
  administrative expenses       5,395         4,824    15,170      13,936

Product development and
  engineering expenses          1,993         1,652     5,100       4,472

     Operating income (loss)   (3,237)        1,868      (800)      4,580

Interest and other income          55            31       473          90

Interest expense                 (132)          (50)     (247)       (147)

     Earnings (loss) before
       income taxes            (3,314)        1,849      (574)      4,523

Income tax expense (benefit)   (1,291)          740      (275)      1,729

     Net earnings (loss)       (2,023)        1,109      (299)      2,794

Earnings (loss) per common
  and common equivalent share    (.36)          .19      (.05)        .48

Weighted average number of
  common and common equivalent
  shares                        5,555         5,765     5,525       5,764


See accompanying notes to interim consolidated financial statements.

Consolidated Balance Sheets (Unaudited)
(In thousands)

                                         September 30        December 31
                                             1995                1994

Assets

Current assets:
  Cash and interest bearing deposits         1,708              1,537
  Marketable securities (reverse re-
    purchase agreements in 1994)               307              6,400

       Total cash and cash equivalents       2,015              7,937

  Trade accounts receivable, net            12,939             16,222

  Inventories:
     Work in process                         5,470              3,334
     Parts and materials                     9,052              6,145
       Total inventories                    14,522              9,479

  Deferred income tax benefit                  778                778

     Total current assets                   30,254             34,416

Property, plant and equipment:
  Land                                         250                250
  Building and leasehold improvements        4,917              4,872
  Machinery and equipment                   17,125             13,919
  Furniture and fixtures                     1,219              1,051
                                            23,511             20,092
  Less accumulated depreciation and
    amortization                            11,261              9,376
     Net property, plant and equipment      12,250             10,716

Other assets                                 5,791                609

     Total assets                           48,295             45,741

See accompanying notes to interim consolidated financial statements.

(In thousands, except share data)

                                         September 30        December 31
                                             1995                1994

Liabilities and Stockholders' Equity

Current liabilities:
  Current installments of long-term debt      267                 244
  Current installments of long-term debt
    to Parent                                 275                 275
  Short term borrowings                     4,650                 -
  Accounts payable                          5,330               5,552
  Income taxes payable                        -                 1,186
  Accrued compensation costs                1,177               1,452
  Deferred revenue                            955               1,147
  Other current liabilities                   564                 593
  Due to Parent                               372                 355

     Total current liabilities             13,590              10,804
Long-term debt, excluding current
  installments                                144                 350


Long-term debt to Parent, excluding
  current installments                      1,466               1,672

Deferred income taxes                         617                 617

     Total liabilities                     15,817              13,433

Stockholders' equity:
  Preferred stock of $1.00 par value
    per share. Authorized 5,000,000
    shares; none issued or outstanding        -                   -

  Common stock of $.01 par value per
    share.  Authorized 20,000,000 shares;
    5,555,000 issued and outstanding in
    1995 and 5,436,000 in 1994                 56                  54

  Additional paid-in capital               18,950              18,473

  Retained earnings                        13,472              13,771

     Total stockholders' equity            32,478              32,298

     Total liabilities and stockholders'
       equity                              48,295              45,741

See accompanying notes to interim consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
                                             Nine Months Ended September 30
                                              1995                  1994
Cash flows from operating activities:
 Net earnings (loss)                       $  (299)                2,794

 Adjustments to reconcile net earnings
  (loss)to net cash flows from operating
  activities:
   Depreciation and amortization             2,038                 1,712
   Changes in operating assets and
   liabilities:
     Trade accounts receivable               3,283                (2,105)
     Inventories                            (5,043)                  970
     Accounts payable                         (222)                1,069
     Income taxes                           (1,760)                  388
     Accrued compensation                     (275)                  515
     Deferred revenue                         (192)                   52
     Due to Parent and other                  (791)                  205

        Net cash provided by (used in)
          operating activities              (3,261)                5,600

Cash flows from investing activities:
  Purchase of property, plant and
    equipment                               (3,643)               (1,858)
  Capitalized product software costs and
    other market-related investments        (3,143)                  -
  Proceeds from maturity of marketable
    securities                                 -                     800

        Net cash used in investing
          activities                        (6,786)               (1,058)

Cash flows from financing activities:
  Payments on long-term debt                  (183)                 (163)
  Payments on long-term debt to Parent        (206)                 (206)
  Short term borrowings                      4,650                   -
  Proceeds from exercise of stock options,
    net of withholding taxes paid             (136)                   69

        Net cash provided by (used in)
          financing activities               4,125                  (300)

        Net change in cash and cash
          equivalents                       (5,922)                4,242

Cash and cash equivalents at January 1       7,937                 2,697

Cash and cash equivalents at September 30    2,015                 6,939

Supplemental disclosure of cash flow
  information:
  Cash paid for interest                       247                   127

  Cash paid for income taxes                 1,378                 1,212

See accompanying notes to interim consolidated financial statements.

Notes to Interim Consolidated Financial Statements (Unaudited)


(1) Basis of Presentation

In the opinion of management, these interim consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(2) Earnings Per Share

Earnings per common and common equivalent share for the interim periods were based on the weighted average number of shares of common stock outstanding and equivalent shares derived from dilutive stock options, (except for loss periods). Fully diluted earnings per share are not significantly different from the primary earnings per share presented.

(3) Other Assets

In the second quarter of 1995, the Company acquired a minority ownership interest in a non-public U.S. company. This investment is valued at cost and is included in other assets on the accompanying balance sheet.

(4) New Accounting Standard

The Company has adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which was issued by the Financial Accounting Standards Board in March 1995. No adjustments to the carrying value of recorded assets were required as a result of adopting SFAS 121.

(5) Capitalization of Software Costs

In 1995, the company has capitalized $643,000 of certain costs incurred to develop software which will be licensed to customers. Capitalized software costs, which are included in other assets, will be amortized using the greater of the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues or the straight-line method over three years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Net sales and the underlying level of orders activity decreased in the third quarter of 1995 compared with the third quarter for 1994. Management believes that these decreases related to short-term effects of the Company's transition to an expanded product line that will support DOS, Windows and client/server networks. The Company has undertaken efforts during this product line expansion to stimulate orders for its current products, including an initiative to encourage customers to upgrade their systems from the earlier generations of LXE equipment. As a result of this initiative and other specific orders expected to be received, the Company's order and sales activity should increase in the fourth quarter compared with the third quarter; however, the Company's 1995 fourth quarter results are likely to be significantly less profitable than prior profitable quarters in 1995 or the fourth quarter of 1994.

Cost of sales, as a percentage of net sales, was 63% in the third quarter of 1995 and 57% in the first nine months of 1995, compared with 51% and 49%, respectively, in the same periods in 1994. The increases in the 1995 cost of sales percentage reflect increased distribution of the Company's products through indirect channels that generally have a lower profit margin than direct sales; the change in the cost of sales percentage also reflects competitive pricing pressures and, for the three months, a lower
sales base to absorb fixed overhead expenses.   Selling, general and
administrative expenses increased due to expansion of the European sales subsidiaries and expansion of the Company's internal sales support efforts. Product development and engineering expenses in 1995 also increased to develop new products with DOS, Windows and client/server capabilities.

Other income for the interim periods has been higher in 1995 compared with 1994 due to currency translation gains associated with the Company's European operations.

The consolidated tax benefit recognized for the first nine months of 1995 is based upon a weighted average effective tax rate (comparable with the 38% as reported in the previous fiscal year) as well as other tax benefits, including those related to certain export activities.

Liquidity and Capital Resources
Cash and cash equivalents decreased as a result of several factors, mainly the transition to the expanded product line and associated increase in inventories. In addition, the Company has had total capital expenditures of $6.8 million for market related investments, development of product software and the purchase of equipment and internal software. As a result of the use of cash in the first nine months of the year, the Company borrowed $4.7 million on an unsecured credit agreement with a commercial bank, with interest at the bank's prime rate.

Management does not expect to generate significant positive cash flow in the fourth quarter of 1995, however, the Company's sources of cash and financing are believed to be sufficient to fund current business activities.

                                PART II
                            Other Information



Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits - No exhibits are filed as part of this Report on Form 8-K.

(b) Reports on Form 8-K - No reports on Form 8-K were filed by the registrant during the period covered by this report on Form 10-Q.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


LXE INC.



By:       /s/                          Date:    11/14/95
    Thomas E. Sharon, Chairman
    of the Board and Chief
    Executive Officer





By:       /s/                          Date:    11/14/95
    Don T. Scartz, Chief Financial
    Officer and Treasurer