Form 10-K
period 1995-12-31
LXE INC
filed 1996-04-01
CIK 872865

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            FORM 10-K

X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

           For the fiscal year ended December 31, 1995
                     Commission File #0-19051

                            LXE INC.
     (Exact name of registrant as specified in its charter)

          Georgia                          58-1829757
   (State of incorporation)             (IRS Employer ID #)
    or organization)

      303 Research Drive
      Norcross, Georgia                       30092
    (Address of principal                   (Zip Code)
     executive offices)

Registrant's Telephone Number, Including Area Code-(770) 447-4224

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:
                 Common Stock, $.01 par value
                       (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes   X      No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K: [X]
The aggregate market value of voting stock held by non-affiliates of the registrant on March 8, 1996, was $10,216,000, based on a closing price of $10.38 per share. The basis of this calculation does not constitute a determination by the registrant that all of its directors and executive officers are affiliates as defined in Rule 405.

As of March 8, 1996, the number of shares of the registrant's common stock outstanding was 5,554,644 shares.

                DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Company's 1995 Annual Report to Shareholders and definitive proxy statement for the 1996 Annual Meeting of Shareholders of the registrant is incorporated herein by reference in Parts II, III and IV of this Annual Report on Form 10-K.

                            PART I

ITEM 1.  Business.

GENERAL
LXE Inc. ("LXE") designs, manufactures and supports wireless data communications systems mainly for materials handling operations. Typical customers in the materials handling markets are medium and large companies that have substantial inventories or complex distribution networks. LXE systems permit real-time interaction between the customer's host computer network and terminal operators in situations where mobility is desirable or where cabled computer connections are not practical. The Company's systems improve the speed and reliability of communications with materials-handling personnel, facilitate improved accuracy of inventory records and, in general, increase efficiency and productivity in materials handling operations. The Company has also begun developing and marketing systems for applications "outside of the warehouse", that are believed to have potential for future growth including factory floor movement, transportation and delivery, and electronic medical records retrieval. Management believes these products represent significant growth opportunities for the Company.

Organization
Development of the Company's technology was begun in the mid-1970's by Electromagnetic Sciences, Inc. ("ELMG"), a manufacturer of advanced wireless communications products. The Company's business began operating as a division of ELMG in 1983. In 1989, the Company was organized as a wholly owned subsidiary to which ELMG contributed all of the division's assets and liabilities in exchange for common stock. On April 18, 1991, the Company completed an initial public offering of 1,265,000 shares of common stock; as a result of this offering, subsequent exercises of employee stock options and, in February 1996, the repurchase of 548,000 shares in a private transaction, ELMG's ownership of the Company is 81%. The Company has five wholly owned European sales subsidiaries, LXE Belgium N.V., LXE France S.A.R.L., LXE
GmbH, LXE Netherlands B.V. and LXE Scandinavia AB.

Systems
The Company is a leader in the development and implementation of interactive, real-time, radio-linked data communications systems for materials handling operations. The Company has the expertise to tailor systems for customers in a variety of industries, as well as to provide comprehensive customer service and support. The principal components of typical LXE systems are:

     - Terminals that incorporate radio transmitters and receivers;
     - a radio frequency unit to communicate with the terminals;
     - a controller (CPU) to provide an interface between the base station and the host computer;
     - communications software to allow connection to various networking and host protocols;
     - various accessories;
     - and a complete service and support offering.

Terminals
The Company offers several types of terminals, all of which utilize radio frequency ("RF") technology. Hand-held terminals are small, lightweight, and contain their own rechargeable, replaceable battery. Vehicle-mounted terminals are intended for fork-lift trucks, cranes, or other mobile materials handling equipment. Table-top terminals (also called factory data terminals) are used at temporary data collection points or where the installation of computer cabling is impractical. Wireless modems provide wireless communication capabilities for non-LXE devices, such as small computers or process controllers.

All terminals incorporate built-in radios that operate either in a licensed, narrow frequency band or in an unlicensed broader frequency band. The broad-band or "spread spectrum" radio developed by LXE utilizes a unique frequency-hopping technology that is exceptionally resistant to interference, even from very disruptive sources such as vehicle location systems or other nearby spread spectrum systems.

Historically all LXE terminals have been based on a proprietary CPU and software architecture. During 1995, LXE began shipping a terminal family based on Intel CPU and DOS/Windows software. The Company's transition to this new architecture provides for higher system performance, compatibility with client server applications and entry into new markets.

Base Stations and Controllers
The wireless communications link between the terminal and the computer is completed by a radio base station and controller, which may be integrated into a single unit for smaller systems.
A radio frequency unit converts the radio signals from a terminal to digital signals recognizable by the controller, and also converts data from the controller into radio signals for transmission to the terminals. Radio base stations can operate effectively in facilities of many sizes and structural designs.

Controllers provide the critical interface between the radio base station and the host computer. LXE controllers provide transparent connectivity to all widely accepted computer architecture without modifications of existing software and network structure. Controllers also manage complex transmission traffic with sophisticated programming algorithms.

LXE's mainstream product line, introduced in 1993, is the 6200 system, an industrial RF LAN built especially for the transaction processing requirements of LXE's traditional material handling market. The 6200 system features LXE's 900 MHz frequency hopping spread spectrum radios which provide the superior coverage and interference rejection needed to cover large warehouses, ports, and manufacturing facilities. A full line of ruggedized handheld and vehicle mounted terminals and a family of narrowband synthesized radios completes the 6200 product line offering making the 6200 the Reliable Choice for logistics operations worldwide.

In 1995, LXE introduced its sixth generation product line, the 6400 system. Based around 2.4GHz Frequency Hopping Spread Spectrum radios and open systems architecture, the 6400 series is designed to support both client server applications and traditional transaction processing requirements, primarily in areas such as Europe. The 6400's 1.6 Mbps of throughput, TCP/IP based transports, and DOS based terminals make it easy for information systems professionals to utilize their hardwired expertise when developing wireless applications.


Connectivity Software
The Company provides embedded software that runs on the terminals and controllers to provide plug and run connectivity to all commonly used host computers and network architectures. This software includes standard IBM and ANSI terminal emulators as well as IBM's SNA compatible cluster controllers, Telnet terminal servers, and LAT terminal servers that have been enhanced to maximize performance over an RF network. The Company also provides standard networking protocols, such as TCP/IP, to allow LXE systems to attach directly to a user's network and permit the terminals to communicate in a client server architecture with the host computer.

Accessories
The Company sells a variety of accessories for use with its products. These accessories, which are primarily purchased from third parties, include battery chargers, bar code scanners and wands.

Maintenance Services
The Company's service staff repairs and maintains LXE products at its facilities in Norcross, Georgia, and, when needed, at the customer's facilities. Beginning in 1996, a European service center will be operational to provide more responsive service to European customers. The Company typically offers a 180-day warranty on its products and currently offers a variety of service arrangements. The price of such services are based on the level of service requested and the size of the customer's system. Service contracts generally have a term of one year. In addition, the Company offers time-and-materials service on a non-contract, as-needed basis.

Markets, Customers and Backlog
The Company provides data communications systems to a variety of customers across a wide industry base. Since 1984, the Company's systems have been installed at more than 3,500 sites worldwide, including the facilities of many Fortune 500 companies, and some of the world's largest materials handling installations. In 1995, the Company received significant orders from such diverse enterprises as 3M, Deluxe Printers, Georgia Pacific, M&M Mars, Mercedes Benz, Nike, Proctor and Gamble, and Wal Mart.

In the U.S. and Canada, the Company markets, sells and services its products directly through 21 regional sales offices, and also through selected value added resellers ("VAR's"). VAR's enable the Company to broaden its distribution network and participate in opportunities requiring "turn-key" solutions that include the necessary application software; VAR's accounted for approximately 36% of the Company's 1995 sales in the U.S. and Canada.

Outside of the U.S. the Company sells its products through 19 independent distributors in over 40 countries in Europe, the Pacific Rim, the Middle East and South America. The Company also sells in Europe through its wholly-owned subsidiaries, LXE Belgium N.V., LXE GmbH and LXE Netherlands B.V. and, beginning in 1995, LXE Scandinavia AB and LXE France S.A.R.L. The Company's sales to unaffiliated foreign customers were $23 million, $18 million and $10 million in 1995, 1994 and 1993, respectively.

The Company's order backlog at December 31, 1995 was $22.1 million, compared with $23.7 million at December 31, 1994.
Substantially all of the 1995 backlog is expected to be shipped during 1996.

For further information on sales by geographic areas, see Note 6 of "Notes to Consolidated Financial Statements" included in Item
8 of this report.

Competition
The business in which the Company is engaged is highly competitive. Several firms with considerable resources are engaged in the manufacturing and marketing of radio-linked data communications products for materials handling applications, including Norand Corporation, Symbol Technologies, Teklogix Corp., and Telxon Corporation.

In responding to its competition, the Company emphasizes the performance and quality of its products and services, particularly their connectivity characteristics, durability in industrial environments, and design flexibility that permits accommodation of particular customer needs. The Company's current principal customers are medium and large businesses that use the Company's data communications systems in complex applications where performance and quality characteristics are considered the most significant variables in the decision-making process; however, pricing is also an increasingly important competitive factor.

Product Development and Engineering
The Company believes that its future growth depends, in part, upon its ability to achieve continuous product improvement and to develop new products that enhance the capabilities and performance of the Company's systems. The Company's development efforts in 1995 were focused on developing capabilities to support DOS, Windows, and client/server networks. Two new DOS terminals and a 2.4 GHz backbone were introduced in the second half of the year. The 2.4 GHz backbone allows mobile industrial computers or standard portable PC's to run like hard wired PC's on a standard LAN. These products will be followed, in the second half of 1996, by the addition of more DOS/Windows based terminals.

LXE has also undertaken significant efforts to develop products aimed at emerging markets. An example is in the health care field, where LXE is currently conducting several field trials for wireless electronic medical record retrieval. This technology will be marketed to large hospital systems where the need to provide data quickly to mobile users is important.

During 1995, 1994 and 1993, the Company invested $6.7 million,
$6.0 million and $6.8 million, respectively, in product development and engineering.

Manufacturing and Suppliers
The Company manufactures its principal products at its facilities in Norcross, Georgia. While components and supplies are generally available from a variety of sources, the Company presently depends on a limited number of suppliers for several components of its equipment, including radios, modems and printed circuit boards, and on single sourced subassembly manufacturers for keypad assemblies and molded parts.

Bar code scanners are included in almost all of LXE's orders, and a significant number of the scanners are purchased from PSC Inc. and from Symbol Technologies, Inc. (Symbol), which is also a competitor of the Company; however, there are alternative suppliers that manufacture and sell bar code scanners under
license agreements with Symbol.   The Company believes that LXE's
other competitors also rely on scanning equipment purchased from or licensed by Symbol. In addition, Symbol and LXE have a license agreement which allows the Company to utilize Symbol's patented integrated scanning technology in future products.

The Company believes that its present sources and availability of its required materials are adequate. The Company does not believe that the loss of any supplier or subassembly manufacturer would have a material adverse effect on its business. In the past, shortages of supplies and delays in the receipt of necessary components have not had a material adverse affect on shipments of the Company's products.

The Company produces and sells or licenses certain of its
software products under licenses from third parties.   The
licenses entitle the company to market the software as long as it pays the specified royalties, and the Company possesses the source codes necessary to adapt the software to various computers and system configurations.

Governmental Regulation
Radio emissions are subject to governmental regulation in all countries in which the Company currently conducts business.
There is little consistency among the regulations of various countries outside North America. At the present time, the Company holds radio approvals in a number of foreign countries, but future regulatory changes could have an adverse effect on the Company.

Employees
As of March 1, 1996, the Company employed approximately 396 people, all located in North America, except for 42 employees located in Belgium, France, Germany, the Netherlands and Sweden. Of these, approximately 34% were engaged in manufacturing and customer support, 23% in engineering and 43% in selling, general and administrative functions. Management believes that the Company's relationship with its employees is good.

Executive Officers of the Registrant
Information concerning the executive officers of the Company is set forth below:

John J. Farrell, Jr., age 44, joined LXE as President and Chief Operating Officer in May 1995. Previously, he had been Senior Vice President and Chief Operating Officer of Oki Telecom, a world-wide supplier of cellular telephones and base stations, since 1993. During the three years prior to 1993, he directed Oki's marketing and sales efforts.

William S. Jacobs, age 50, joined both LXE and ELMG as Secretary and General Counsel in 1992, and became Vice President of ELMG in 1993. He had previously engaged in the private practice of law with Trotter, Smith & Jacobs, Atlanta, Georgia, in which capacity he served as principal corporate counsel to ELMG since 1982 and to LXE since its organization in 1989.

John F. Mewshaw, age 50, has served as Vice President, Sales since 1993. He joined LXE in 1989 as the North American Sales
Manager.

William H. Roeder, age 42, became Vice President, Product Marketing in 1994. Previously, he served as Vice President, Engineering since the Company's organization in 1989. He joined ELMG in 1987 as Manager of Engineering for the LXE Division, having previously held engineering and marketing management positions with Reliance Electric Co., a manufacturer of industrial controls and telecommunications systems.

Don T. Scartz, age 53, became Treasurer of LXE at its formation in 1989. He has also served as a Director and Senior Vice President and Chief Financial Officer of ELMG since 1995 and as its Treasurer since 1981; he served as ELMG's Vice President - Finance from 1981 to 1995.

Thomas E. Sharon, age 50, became Chairman of the Board and Chief Executive Officer in 1994. He also served as President for a part of 1994 and 1995. He has served as Chairman of the Board since 1995 and as a director since LXE's organization in 1989. He also serves as Chief Executive Officer of ELMG (since 1994); he has served ELMG in various capacities since joining ELMG in 1971, including Director since 1985 and President and Chief Operating Officer from 1987 to 1994.


ITEM 2.  Properties.

The Company's manufacturing, engineering/development, service and maintenance, and marketing functions are currently housed in an approximately 112,000 square foot facility, located on 7.6 acres of land in Technology Park, Norcross, Georgia. The building is subject to an outstanding industrial revenue bond of $0.4 million and a junior mortgage from ELMG of $1.7 million.

The Company leases approximately 36,000 square feet of office space in Technology Park, Norcross, Georgia, for sales, marketing and administrative functions. The lease on this space expires in February 1998, and may be extended at the Company's option for an additional two years. The Company leases sales offices throughout the U.S. and in Canada; the lease terms do not exceed one year. The Company also leases office space in Belgium, France, Germany, the Netherlands and Sweden for sales, marketing and administrative functions.

ITEM 3. Legal Proceedings.

Not Applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

Not Applicable.



                            PART II

ITEM 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters.

The common stock of LXE Inc. is traded in the over-the-counter market (NASDAQ symbol LXEI). At March 1, 1996, there were approximately 200 shareholders of record, but the Company believes that there were approximately 1,800 beneficial shareholders, based upon broker requests for distribution of Annual Meeting materials. The high and low price range of the stock is shown below:

                     1995 Price Range         1994 Price Range
                    High           Low       High           Low
First Quarter     $17-3/4        13-1/4    $12-1/2         9-1/2
Second Quarter     16-1/4          13       12-1/4        10-1/4
Third Quarter      16-3/8         9-1/2       14            11
Fourth Quarter     10-1/4         7-1/2     15-1/4        12-3/4


The Company has not paid a cash dividend with respect to shares of its common stock and has retained its earnings to provide cash for operations and expansion of its business. Future dividends, if any, will be determined by the Board of Directors in light of the circumstances then existing, including the Company's earnings and financial and general business conditions.

ITEM 6.  Selected Financial Data.

Information required for this item is incorporated herein by reference to Selected Financial Data contained in the Company's
1995 Annual Report to Shareholders, and is included in Exhibit
13.1.


ITEM 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Information required for this item is incorporated herein by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1995 Annual Report to Shareholders, and is included in Exhibit 13.1.

ITEM 8.  Financial Statements and Supplementary Data.

Information required for this item is incorporated herein by reference to the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in the Company's 1995 Annual Report to Shareholders, and is included in Exhibit 13.1.


                              PART III

ITEM 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

Not Applicable.

ITEM 10.  Directors and Executive Officers of the Registrant.

The information with respect to directors called for by this Item is contained in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders and is incorporated herein by reference.

The information concerning executive officers called for by this
Item is set forth under the caption "Executive Officers of the Registrant" in Item 1 hereof.



ITEM 11.  Executive Compensation.

The information called for by this Item is contained in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management.

The information called for by this Item is contained in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions.

The information called for by this Item is contained in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders and is incorporated herein by reference.


                            PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

(a)  1.   Financial Statements
          The following consolidated financial statements are contained in the Company's 1995 Annual Report to Shareholders, and are incorporated herein by reference to Exhibit 13.1:

          Consolidated Statements of Operations - Years ended
          December 31, 1995, 1994 and 1993

          Consolidated Statements of Stockholders' Equity - Years ended December 31, 1995, 1994 and 1993

          Consolidated Balance Sheets - December 31, 1995 and
          1994

          Consolidated Statements of Cash Flows - Years ended
          December 31, 1995, 1994 and 1993

          Notes to Consolidated Financial Statements

          Independent Auditors' Report
                                                     Page
                                                    Numbers

(a)  2.   Financial Statement Schedules
          The following schedule and related independent auditors' report are included in this Report on Form 10-K:

          Independent Auditors'   Report               12

          II.  Valuation and Qualifying Accounts -
               Years ended December 31, 1995, 1994
               and 1993                                13

All other schedules are omitted as the required information is inapplicable, or the information is presented in the consolidated financial statements or related notes.




INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
LXE Inc.:

Under date of January 19, 1996, we reported on the consolidated balance sheets of LXE Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.







                               KPMG Peat Marwick LLP



Atlanta, Georgia
January 19, 1996





Schedule II


                             LXE Inc.
                Valuation and Qualifying Accounts
           Years Ended December 31, 1995, 1994 and 1993
                         (In thousands)


                             Charged
                               to
                              Costs
                  Beginning    and                         Ending
Classification     Balance   Expenses   Deductions  Other Balance
Allowance for
doubtful accounts

December 31, 1995   $ 625      190         (315)      -      500

December 31, 1994   $ 300      325           -        -      625

December 31, 1993   $ 200      296         (196)      -      300

In 1995, deductions represented a reduction of certain non-U.S.
receivables. In 1993, deductions represented a charge-off of the balance due from customers who discontinued operations.



Allowance for
deferred tax assets

December 31, 1995   $  47      (47)          -        -        0

December 31, 1994   $  77      (30)          -        -       47

December 31, 1993   $  -        77           -        -       77



(a)3.  Exhibits

The following exhibits are filed as part of this report:

 3.1 Articles of Incorporation of LXE Inc., as amended and restated March 4, 1991 (incorporated by reference to Exhibit 3.1 to Registration Statement 33-39264 filed by the Company on March 6, 1991).

 3.2      Bylaws of LXE Inc., as amended and restated March 1,
          1991 (incorporated by reference to Exhibit 3.2 to Registration Statement 33-39264 filed by the Company on March 6, 1991).

 4.1      Agreement with respect to long-term debt pursuant to
          Item 601(b)(4)(iii)(A).

 4.2      Revolving Credit Agreement dated as of December 15,
          1995, by and between LXE Inc. and SunTrust Bank, Atlanta.

10.1 LXE Inc. 1989 Stock Incentive Plan, as amended and restated March 1, 1991 and further amended through March 6, 1992 (incorporated by reference to Exhibit 19.2 to the Company's Report on Form 10-Q for the quarter ended March 31, 1992).

10.2 Form of LXE Inc. Stock Option Agreement evidencing options granted January 1, 1989, to executive officers (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of Electromagnetic Sciences, Inc. for the fiscal year ended December 31, 1990).

10.3 Form of Stock Option Agreement evidencing options granted September 26, 1990, to executive officers (incorporated by reference to Exhibit 19.2 to the Company's Report on Form 10-Q for the quarter ended June 30, 1991).

10.4 Form of Stock Option Agreement evidencing options granted September 26, 1990, to John B. Mowell under the Company's 1989 Stock Incentive Plan (incorporated by reference to Exhibit 19.3 to the Company's Report on Form 10-Q for the quarter ended June 30, 1991).

10.5 Form of Stock Option Agreement evidencing options granted in 1992 to executive officers under the LXE Inc. 1989 Stock Incentive Plan (incorporated by reference to Exhibit 19.1 to the Company's Report on Form 10-Q for the quarter ended
          June 30, 1992).

10.6      Stock Option Agreement evidencing options granted
          May 15, 1995, to John J. Farrell, Jr. under the LXE Inc. 1989 Stock Incentive Plan.

10.7 Form of Stock Option Agreement evidencing options granted automatically to new non-employee members of the Board of Directors (incorporated by reference to Exhibit 19.4 to the Company's Report on Form 10-Q for the quarter ended June 30,
          1991).

10.8 Form of Restricted Stock Agreement governing the award of stock to executive officers under the LXE Inc. 1989
          Stock Incentive Plan (incorporated by reference to
          Exhibit 10.6 to the Company's Annual Report on Form
          10-K for the year ended December 31, 1991).

10.9 Form of Director's Indemnification Agreement executed by and between LXE Inc. and each member of its Board of Directors (incorporated by reference to Exhibit 19.2 to the Company's Report on Form 10-Q for the quarter ended June 30, 1992).

10.10 Form of Officer's Indemnification Agreement executed by and between LXE Inc. and each of its Chief Financial Officer and General Counsel (incorporated by reference to Exhibit No. 19.3 to the Company's Report on Form 10-Q for the quarter ended June 30, 1992).

10.11 Letters dated April 17, 1995 and April 19, 1995, between LXE Inc. and John J. Farrell, Jr. concerning the terms of his employment as President of the Company (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended
          June 30, 1995).

10.12 Services Agreement dated as of January 1, 1995, by and among LXE Inc., Electromagnetic Sciences, Inc., and EMS
          Technologies, Inc.

10.13     Promissory Note dated December 31, 1991, made by LXE
          Inc. in favor of Electromagnetic Sciences, Inc., in the principal amount of $2,747,940.37, and related Deed to Secure Debt and Security Agreement (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

10.14     Separation Agreement between the Company and Malcolm M.
          Bibby effective December 13, 1994 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

13.1      Those portions of the Company's 1995 Annual Report to
          Shareholders incorporated by reference into this Annual
          Report on Form 10-K.

22.1      Subsidiaries of the Registrant.

23.1 Independent Auditors' Consent to incorporation by reference in Registration Statements Nos. 33-42009 and
          33-41185, each on Form S-8.


(b)  Reports on Form 8-K

No Reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1995.






                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LXE INC.

By: /s/ John J. Farrell, Jr.                     Date: 3/28/96
    John J. Farrell, Jr., President
    (Principal Operating Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Thomas E. Sharon                         Date: 3/28/96
    Chairman of the Board and Chief
    Executive Officer (Principal
    Executive Officer)


By: /s/ Don T. Scartz                            Date: 3/28/96
    Vice President and Treasurer
    (Principal Financial and
    Accounting Officer)


By: /s/ W. Frank Blount                          Date: 3/28/96
    Director


By: /s/ William F. Evans                         Date: 3/28/96
    Director


By: /s/ John B. Mowell                           Date: 3/28/96
    Director


By: /s/ John E. Pippin                           Date: 3/28/96
    Director


By: /s/ Francis X. Stankard                      Date: 3/28/96
    Director