Form 10-Q
period 1996-03-31
LXE INC
filed 1996-05-14
CIK 872865

LXE INC.
                         POST OFFICE BOX 7700
                       NORCROSS, GA  30091-7700




                                      May 14, 1996



Securities and Exchange Commission
Washington, D. C.  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the following Form 10-Q for the quarter ended March 31, 1996.

Sincerely,

LXE INC.



Gail Fairchild








                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

                                 (Mark One)


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1996


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from to


                Commission File Number    0-19051

                            LXE Inc.
      (Exact name of registrant as specified in its charter)

          Georgia                               58-1829757
(State or other jurisdiction of      (IRS Employer Identification
incorporation or organization)       Number)

      303 Research Drive
      Norcross, Georgia                              30092-2993
(Address of principal executive offices)            (Zip Code)

Registrant's Telephone Number, Including Area Code-(770) 447-4224

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    X      No


The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on May 1, 1996:

             Class                          Number of Shares
  Common Stock, $.01 Par Value                 5,574,518


Page  1 of 10.







                                                               FORM 10-Q

                             -2-

                            PART I
                    Financial Information

Item 1.  Financial Statements

LXE Inc.
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

                                             Three Months Ended
                                                  March 31
                                             1996         1995

Net sales                                  $14,163       17,306

Cost of sales                                7,622        9,174

     Gross profit                            6,541        8,132

Selling, general and administrative
  expenses                                   5,256        5,031

Product development and engineering
  expenses                                   2,020        1,672

     Operating income (loss)                  (735)       1,429

Interest and other income                      244          108

Interest expense                              (145)         (52)

     Earnings (loss) before income taxes      (636)       1,485

Income tax expense (benefit)                  (242)         578

     Net earnings (loss)                   $  (394)         907

Net earnings (loss) per common and
  common equivalent share                  $  (.07)         .16

Weighted average number of common
  and common equivalent shares               5,555        5,790


See accompanying notes to interim consolidated financial statements.





                                                        FORM 10-Q
                            -3-

LXE Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands)
                                               March 31    December 31
                                                1996          1995

Assets

Current assets:

  Cash and interest bearing deposits           $ 1,572         1,881
  Trade accounts receivable, net                15,137        16,237

  Inventories:
    Work in process                              3,419         3,623
    Parts and materials                          9,312         8,906

        Total inventories                       12,731        12,529

  Prepaid income taxes                           1,332         1,027

  Deferred income tax benefit                      869           869

        Total current assets                    31,641        32,543

Property, plant and equipment:
  Land                                             250           250
  Building and leasehold improvements            5,394         5,371
  Machinery and equipment                       18,035        17,213
  Furniture and fixtures                         1,234         1,238

        Total property, plant and equipment     24,913        24,072

  Less accumulated depreciation and
    amortization                                12,579        11,949

        Net property, plant and equipment       12,334        12,123

Other assets (note 4)                            5,014         4,815

                                               $48,989        49,481

See accompanying notes to interim consolidated financial statements.






                                                               FORM 10-Q

                                  -4-
LXE Inc.
Consolidated Balance Sheets (Unaudited), Continued
(In thousands, except share data)


                                                  March 31    December 31
                                                   1996           1995
Liabilities and Stockholders' Equity

Current liabilities:
  Current installments of long-term debt        $   280            275
  Current installments of long-term debt
    to Parent                                       275            275
  Accounts payable                                5,017          4,431
  Accrued compensation costs                      1,191            994
  Deferred revenue                                1,784          1,296
  Other current liabilities                         367            220
  Due to Parent                                     362            240

        Total current liabilities                 9,276          7,731

Long-term debt, excluding current installments    5,351          6,925

Long-term debt to Parent, excluding current
  installments                                    1,328          1,397

Deferred income taxes                               817            817

        Total liabilities                        16,772         16,870

Stockholders' equity:
  Preferred stock of $1.00 par value per share.     -              -
   Authorized 5,000,000 shares; none issued

  Common stock of $.01 par value per share.
   Authorized 20,000,000 shares; issued and
   outstanding 5,554,644 in 1996 and 5,436,275
   in 1995                                           56             56
  Additional paid-in capital                     18,949         18,949
  Retained earnings                              13,212         13,606

        Total stockholders' equity               32,217         32,611

                                                $48,989         49,481

See accompanying notes to interim consolidated financial statements.






                                                                FORM 10-Q
                                  -5-
LXE Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
                                                Three Months Ended March 31
                                                      1996          1995
Cash flows from operating activities:
  Net earnings (loss)                              $  (394)          907
  Adjustments to reconcile net earnings (loss)
   to net cash provided by (used in) operating
   activities:
    Depreciation and amortization                      630           645
    Changes in operating assets and liabilities:
      Trade accounts receivable                      1,100          (925)
      Inventories                                     (202)       (1,719)
      Accounts payable                                 586            (7)
      Income taxes                                    (305)         (357)
      Accrued compensation costs                       197            (4)
      Deferred revenue                                 488           258
      Due to Parent and other                          224          (388)

        Net cash provided by (used in)
        operating activities                         2,324        (1,590)

Cash flows from investing activities:
  Purchase of property, plant and equipment           (841)       (1,213)
  Capitalized product software                        (154)          -

        Net cash used in investing activities         (995)       (1,213)

Cash flows from financing activities:
  Payments on long-term debt                        (1,569)          (61)
  Payments on long-term debt to Parent                 (69)          (69)
  Proceeds from exercise of stock options              -             165

        Net cash provided by (used in)
        financing activities                        (1,638)           35

        Net change in cash and interest
        bearing deposits                              (309)       (2,768)

Cash and interest bearing deposits at January 1      1,881         7,937

Cash and interest bearing deposits at March 31     $ 1,572         5,169

Supplemental disclosure of cash flow information:
  Cash paid for interest                           $   132            51

  Cash paid for income taxes                       $    63           939


See accompanying notes to interim consolidated financial statements.






                                                            FORM 10-Q
                                -6-

LXE Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

(1)  Basis of Presentation

In the opinion of management, these interim consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(2)  Earnings (Loss) per Share

Earnings (loss) per common and common equivalent share for the interim periods were based on the weighted average number of shares of common stock outstanding and equivalent shares derived from dilutive stock options, except dilutive stock options are excluded for loss periods. Fully diluted earnings per share are not significantly different from the primary earnings per share presented.

(3)  Accounting for Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," effective for fiscal years beginning after December 15, 1995. The Company intends to comply with the provisions of SFAS 123 in fiscal 1996 by continuing to recognize compensation cost from stock options under the "intrinsic value" method, with additional footnote disclosures to be provided, including the pro forma effects of applying the "fair value" method of SFAS 123. Based upon this accounting policy, the Company does not expect to recognize any compensation cost associated with stock options granted in 1996.

(4)  Other Assets

Following is a summary of other assets as of March 31, 1996 and December 31, 1995 (in thousands):

                                         March 31,    December 31,
                                           1996          1995

Investment in non-public U.S. Company     $2,500         2,500
Capitalized software costs                 1,321         1,167
Other                                      1,193         1,148

Total other assets                         5,014         4,815


The Company's investment in a non-public U.S. company comprises a minority ownership interest and a loan repayable in three years. This investment is valued at cost.

The Company also capitalized certain costs to develop software which will be licensed to customers. Capitalized software costs will be amortized using the greater of the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues or the straight-line method over three years.







                                                            FORM 10-Q
                                 -7-

LXE Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

First quarter revenues were higher in the Company's international markets but lower in the North American market, resulting in a net decrease in consolidated revenues from the first quarter of 1996 compared with the same period in 1995. The Company is addressing its lower North American revenues by continuing to expand its product line to support more industry-standard technology platforms and systems, and by seeking to form strategic partnerships in new markets such as health care information management.

Cost of sales, as a percentage of net sales, was 54% in the first quarter of 1996 compared with 53% in 1995, reflecting competitive pricing pressures. Selling, general and administrative expenses were higher in 1996 due to continued growth of the European sales subsidiaries. Product development and engineering expenses increased in the first quarter of 1996 compared with 1995 due to efforts to expand the product line.

Other income for the first quarter of 1996 was higher than in 1995 because of currency translation gains associated with the Company's European operations. Interest expense has increased with the Company's higher level of borrowing under its revolving credit agreement. The effective tax rate for the first quarter of 1996 was 38%, which was comparable with the rate for the preceding fiscal year.

Liquidity and Capital Resources

Net cash provided by operations, less cash used in investing activities (mainly purchases of property, plant and equipment), resulted in $1.3 million net positive cash flow before debt payments. The Company made total debt payments of $1.6 million, including $1.5 million to reduce the level of borrowing under the revolving credit loan. Management does not expect to generate significant positive cash flow in the second quarter of 1996, but believes that the Company's present liquidity, together with cash from operations and sources of external financing, will support its current business activities and capital investment plans.






                                                                 FORM 10-Q
                                -8-


LXE Inc.


                              PART II
                         Other Information



Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits - The following exhibit filed as part of this Report:

           27.1  Financial Data Schedule

(b) Reports on Form 8-K - No reports on Form 8-K were filed by the Registrant during the period covered by this report on Form 10-Q.





                                                                 FORM 10-Q
                                 -9-



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


LXE Inc.

By:              /s/                             Date:  5/14/96
    Thomas E. Sharon, Chairman of the Board
    and Chief Executive Officer


By:             /s/                              Date:  5/14/96
       Don T. Scartz, Treasurer
       (Chief Financial Officer)






                                                                FORM 10-Q
                                 -10-

LXE Inc.



                             Exhibit Index


                                                          Page No.


Exhibit 27.1        Financial Data Schedule                  11