Form 10-Q
period 1996-06-30
LXE INC
filed 1996-08-14
CIK 872865

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             Form 10-Q

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ----    SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996
                                        -------------


                 Commission File Number 0-19051


                            LXE INC.
                 ------------------------------
     (Exact name of registrant as specified in its charter)


               Georgia                           58-1829757
   ------------------------------          ----------------------
  (State or other jurisdiction of         (IRS Employer ID Number)
   incorporation of organization)


          303 Research Drive
          Norcross, Georgia                         30092
 --------------------------------------           ----------
(Address of principal executive offices)          (Zip Code)


Registrant's Telephone Number, Including Area Code: (770) 447-4224



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X          No
                            -----          -----

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on July 27, 1996:

               Class                        Number of Shares
    Common Stock, $.01 par Value                5,574,518

                                                            FORM 10-Q
                            -2-

LXE INC.
AND SUBSIDIARIES

                          INDEX
                                                               Page No.
Part I.   Financial Information

     Item 1.   Financial Statements

               Consolidated Statements of Earnings -
               Three Months and Six Months Ended
               June 30, 1996 and 1995                            3

               Consolidated Balance Sheets - June 30,
               1996 and December 31, 1995                       4-5

               Consolidated Statements of Cash Flows -
               Six Months Ended June 30, 1996 and 1995           6

               Notes to Interim Consolidated Financial
               Statements                                        7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations     8


Part II   Other Information

     Item 4.   Submission of Matters to a Vote of Security
               Holders                                           9

     Item 6.   Exhibits and Reports on Form 8-K                  9

                                                              FORM 10-Q
                             -3-

LXE INC.


                           PART I
                    FINANCIAL INFORMATION

ITEM 1.   Financial Statements

Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)


                                  Three months ended   Six months ended
                                        June 30             June 30
                                 -------------------   -----------------
                                  1996          1995    1996        1995
                                 ------       ------   ------     ------
Net sales                       $16,529       16,534   30,692     33,840
Cost of sales                     9,132        9,347   16,955     18,521
                                 ------       ------   ------     ------
     Gross profit                 7,397        7,187   13,737     15,319

Selling, general and
  administrative expenses         5,303        4,744   10,559      9,775
Product development and
  engineering expenses            1,596        1,435    3,415      3,107
                                 ------       ------   ------     ------

     Operating income (loss)        498        1,008     (237)     2,437

Interest and other income, net
  of foreign exchange gains
  and losses                       (163)         310       81        418
Interest expense                   (187)         (63)    (332)      (115)
                                 ------       ------   ------     ------

     Earnings (loss) before
      income taxes                  148        1,255     (488)     2,740

Income taxes                         58          438     (184)     1,016
                                 ------       ------   ------     ------
     Net earnings (loss)        $    90          817     (304)     1,724
                                 ======       ======   ======     ======
Net earnings (loss) per
  common and common equiva-
  lent share                    $   .02          .14     (.05)       .30
                                 ======       ======   ======     ======

Weighted average number
 of common and common
 equivalent shares                5,689        5,773    5,563      5,793


See accompanying notes to interim consolidated financial statements.

                                                            FORM 10-Q
                             -4-

LXE INC.


Consolidated Balance sheets (Unaudited)
(In thousands)


                                            June 30        December 31
                                             1996             1995
                                          -----------      -----------
ASSETS

Current assets:
  Cash and interest bearing deposits       $  2,715            1,881
  Trade accounts receivable, net             17,417           16,237
  Inventories:
    Work in process                           3,564            3,623
    Parts and materials                       9,042            8,906
                                            -------           ------
        Total inventories                    12,606           12,529

  Prepaid income taxes                        1,425            1,027

  Deferred income tax benefit                   869              869
                                            -------           ------
        Total current assets                 35,032           32,543

Property, plant and equipment:
  Land                                          250              250
  Building and leasehold improvements         5,393            5,371
  Machinery and equipment                    18,513           17,213
  Furniture and fixtures                      1,236            1,238
                                            -------          -------
        Total property, plant
          and equipment                      25,392           24,072

  Less accumulated depreciation and
    amortization                             13,236           11,949
                                            -------          -------
        Net property, plant and
         equipment                           12,156           12,123

Other assets (note 4)                         4,790            4,815
                                            -------          -------

                                           $ 51,978           49,481
                                            =======          =======




See accompanying notes to interim consolidated financial statements.

                                                            FORM 10-Q
                             -5-

LXE INC.


Consolidated Balance sheets (Unaudited), continued
(In thousands, except share data)


                                            June 30        December 31
                                             1996             1995
                                          -----------      -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt    $   212              275
  Current installments of long-term debt
    to Parent                                   275              275
  Accounts payable                            5,775            4,431
  Accrued compensation costs                    807              994
  Deferred revenue                            2,034            1,296
  Other current liabilities                     416              220
  Due to Parent                                 308              240
                                             ------           ------
       Total current liabilities              9,827            7,731

Long-term debt, excluding current
  installments                                7,650            6,925

Long-term debt to Parent, excluding
  current installments                        1,259            1,397

Deferred income taxes                           817              817
                                             ------           ------
       Total liabilities                     19,553           16,870
                                             ------           ------

Stockholders' equity:
  Preferred stock of $1.00 par value
   per share.  Authorized 5,000,000
   shares; none issued                          -                -
  Common stock of $.01 par value per
   share.  Authorized 20,000,000 shares;
   issued and outstanding 5,574,518 in
   1996 and 5,436,275 in 1995                    56               56
  Additional paid-in capital                 19,067           18,949
  Retained earnings                          13,302           13,606
                                             ------           ------
        Total stockholders' equity           32,425           32,611
                                             ------           ------

                                            $51,978           49,481
                                             ======           ======


See accompanying notes to interim consolidated financial statements.

                                                            FORM 10-Q
                             -6-
LXE INC.

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
                                             Six Months Ended June 30
                                              1996              1995
                                            --------          --------
Cash flow from operating activities:
 Net earnings (loss)                        $  (304)           1,724
 Adjustments to reconcile net earnings to
   net cash used in operating activities:
     Depreciation and amortization            1,352            1,311
     Changes in operating assets and
       liabilities:
         Trade accounts receivable           (1,180)            (345)
         Inventories                            (77)          (3,774)
         Accounts payable                     1,344             (499)
         Income taxes                          (398)            (458)
         Accrued compensation costs            (187)            (473)
         Deferred revenue                       738              258
         Due to Parent and other                490             (812)
                                              -----            -----
           Net cash provided by (used in)
            operating activities              1,778           (3,068)
                                              -----            -----
Cash flows from investing activities:
 Purchase of property, plant and equipment   (1,318)          (2,141)
 Capitalized product software costs and
   other market-related investments            (225)          (3,143)
                                              -----            -----
           Net cash used in investing
            activities                       (1,543)          (5,284)
                                              -----            -----
Cash flows from financing activities:
  Repayment of long-term debt                  (138)            (122)
  Repayment of long-term debt to Parent        (138)            (138)
  Borrowings under line of credit               800            2,900
  Proceeds from exercise of stock options        75              237
                                              -----            -----
           Net cash provided by financing
            activities                          599            2,877
                                              -----            -----
           Net change in cash and cash
             equivalents                        834           (5,475)

Cash and cash equivalents at January 1        1,881            7,937
                                              -----            -----
Cash and cash equivalents at June 30         $2,715            2,462
                                              =====            =====
Supplemental disclosure of cash flow
  information:
    Cash paid for interest                   $  382              115
    Cash paid for income taxes               $   70            1,377


See accompanying notes to interim consolidated financial statements.

                                                            FORM 10-Q
                                -7-
LXE INC.

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

(2) Earnings (Loss) Per Share

     Earnings(loss)per common and common equivalent share for the interim periods were based on the weighted average number of shares of common stock outstanding and equivalents shares derived from dilutive stock options, except dilutive stock options are excluded for loss periods. Fully diluted earnings per share are not significantly different from the primary earnings per share presented.

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

(4)  Other Assets

     Following is a summary of other assets as of June 30, 1996 and December 31, 1995 (in thousands):
                                           June 30,     December 31,
                                             1996           1995
                                           -------      -----------
Investment in non-public U.S. Company      $ 2,500          2,500
Capitalized software costs                   1,392          1,167
Other                                          898          1,148
                                             -----          -----
Total other assets                         $ 4,790          4,815
                                             =====          =====

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

                                                            FORM 10-Q
                                -8-

LXE INC.

ITEM 2. Management's Discussion And Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
- ---------------------
Consolidated sales for the second quarter and six months of 1996 were $16.5 million and $30.7 million, respectively, compared with $16.5 million and $33.8 million for the same respective periods in 1995. Second quarter sales continued to grow in European markets and were improved compared with the previous quarter in North American markets. To increase revenues in North American and other markets, the Company is expanding its product line to support more industry-standard technology platforms and systems. The Company has also entered into several strategic alliances to target new markets such as healthcare information management.

Cost of sales, as a percentage of consolidated net sales, has not varied significantly in 1996 from 1995, although the mix of export and North American sales has changed. Selling, general and administrative expenses were higher in 1996 due to continued growth of the European sales subsidiaries. Product development and engineering expenses also increased in 1996 compared with 1995 due to efforts to expand the product line.

Interest and other income was reported net of a foreign exchange loss in the second quarter of 1996 and lower gains for the first six months of 1996 compared with 1995, resulting from currency fluctuations that affected the accounting translation of European subsidiaries' financial statements into U.S. dollars. Interest expense has increased in 1996 as a result of increased borrowing under the Company's revolving credit agreement.

The effective income tax rate for the first six months of 1996 was 38%, which is comparable with the preceding fiscal year.

Liquidity and Capital Resources
- -------------------------------

Cash provided by operations, net of cash used in investing activities (mainly purchases of property, plant and equipment), and borrowings under a revolving credit agreement resulted in a net increase in cash and cash equivalents to $2.7 million as of June 30, 1996 compared with $1.9 million at the beginning of the year. Management believes that the Company's present liquidity, together with cash from operations and sources of external financing, will support its current business activities and capital investment plans.

                                                  FORM 10-Q
                                -9-

LXE INC.


                                PART II
                           OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders

     The annual meeting of shareholders was held on April 26, 1996. At the meeting, each of the following individuals was elected to serve as a member of the Board of Directors during the forthcoming year, by the vote indicated:

                                 For         Withheld       Abstain

W. Frank Blount               3,989,211         0               0
William F. Evans              3,989,211         0               0
John B. Mowell                3,989,211         0               0
John E. Pippin                3,989,211         0               0
Thomas E. Sharon              3,989,211         0               0
Francis X. Stankard           3,989,211         0               0

There were no broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits - The following exhibits are filed as part of this report:

    27.1  Financial Data Schedule

(b)) Reports on Form 8-K - No reports on Form 8-K were filed by the Registrant during the period covered by this report on Form 10-Q.

                                                            FORM 10-Q
                                -9-

                             SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LXE INC.


By:          /s/                                       Date:   8/14/96
    ---------------------------------------                  -----------
    Thomas E. Sharon, Chairman of the Board
     and Chief Executive Officer



By:         /s/                                        Date:   8/14/96
    ---------------------------------------                  -----------
    Don T. Scartz
    Chief Financial Officer