Form 10-Q
period 1996-09-30
LXE INC
filed 1996-11-14
CIK 872865

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             Form 10-Q

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----    SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996
                                        ------------------


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

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on November 13, 1996:

               Class                        Number of Shares
    Common Stock, $.01 par Value                5,574,518





                                                            FORM 10-Q
                            -2-

LXE INC.
AND SUBSIDIARIES

                          INDEX
                                                               Page No.
Part I.   Financial Information

     Item 1.   Financial Statements

               Consolidated Statements of Operations -
               Three Months and Nine Months Ended
               September 30, 1996 and 1995                       3

               Consolidated Balance Sheets - September 30,
               1996 and December 31, 1995                       4-5

               Consolidated Statements of Cash Flows -
               Nine Months Ended September 30, 1996
               and 1995                                          6

               Notes to Interim Consolidated Financial
               Statements                                        7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations     8


Part II   Other Information

     Item 4.   Submission of Matters to a Vote of Security
               Holders                                           9

     Item 6.   Exhibits and Reports on Form 8-K                  9




                                                            FORM 10-Q
                             -3-

LXE INC.


                           PART I
                    FINANCIAL INFORMATION

ITEM 1.   Financial Statements

Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)


                                  Three months ended   Nine months ended
                                    September 30         September 30
                                 -------------------   -----------------
                                  1996          1995    1996        1995
                                 ------       ------   ------     ------
Net sales                       $18,243       11,348   48,935     45,188
Cost of sales                    10,756        7,197   27,711     25,718
                                 ------       ------   ------     ------
     Gross profit                 7,487        4,151   21,224     19,470

Selling, general and
  administrative expenses         4,717        5,395   15,276     15,170
Product development and
  engineering expenses            1,703        1,993    5,118      5,100
                                 ------       ------   ------     ------

     Operating income (loss)      1,067       (3,237)     830       (800)

Interest and other income, net
  of foreign exchange gains
  and losses                        (50)          55       31        473
Interest expense                   (204)        (132)    (536)      (247)
                                 ------       ------   ------     ------

     Earnings (loss) before
      income taxes                  813       (3,314)     325       (574)

Income taxes                        309       (1,291)     125       (275)
                                 ------       ------   ------     ------
     Net earnings (loss)        $   504       (2,023)     200       (299)
                                 ======       ======   ======     ======
Net earnings (loss) per
  common and common equiva-
  lent share                    $   .09         (.36)     .04       (.05)
                                 ======       ======   ======     ======

Weighted average number
 of common and common
 equivalent shares                5,734        5,555    5,659      5,525


See accompanying notes to interim consolidated financial statements.




                                                            FORM 10-Q
                             -4-

LXE INC.


Consolidated Balance Sheets (Unaudited)
(In thousands)


                                         September 30      December 31
                                             1996             1995
                                         ------------      -----------
ASSETS

Current assets:
  Cash and interest bearing deposits       $  2,547            1,881
  Trade accounts receivable, net             18,969           16,237
  Inventories:
    Work in process                           2,859            3,623
    Parts and materials                      10,094            8,906
                                            -------           ------
        Total inventories                    12,953           12,529

  Prepaid income taxes                        1,291            1,027

  Deferred income tax benefit                   869              869
                                            -------           ------
        Total current assets                 36,629           32,543

Property, plant and equipment:
  Land                                          250              250
  Building and leasehold improvements         5,462            5,371
  Machinery and equipment                    19,721           17,213
  Furniture and fixtures                      1,248            1,238
                                            -------          -------
        Total property, plant
          and equipment                      26,681           24,072

  Less accumulated depreciation and
    amortization                             13,996           11,949
                                            -------          -------
        Net property, plant and
         equipment                           12,685           12,123

Other assets (note 4)                         5,074            4,815
                                            -------          -------

                                           $ 54,388           49,481
                                            =======          =======


See accompanying notes to interim consolidated financial statements.






                                                            FORM 10-Q
                             -5-

LXE INC.


Consolidated Balance Sheets (Unaudited), continued
(In thousands, except share data)


                                         September 30      December 31
                                             1996             1995
                                         ------------      -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt    $   143              275
  Current installments of long-term debt
    to Parent                                   275              275
  Accounts payable                            7,224            4,431
  Accrued compensation costs                  1,061              994
  Deferred revenue                            1,463            1,296
  Other current liabilities                     495              220
  Due to Parent                                 290              240
                                             ------           ------
       Total current liabilities             10,951            7,731

Long-term debt, excluding current
  installments                                8,500            6,925

Long-term debt to Parent, excluding
  current installments                        1,191            1,397

Deferred income taxes                           817              817
                                             ------           ------
       Total liabilities                     21,459           16,870
                                             ------           ------

Stockholders' equity:
  Preferred stock of $1.00 par value
   per share.  Authorized 5,000,000
   shares; none issued                          -                -
  Common stock of $.01 par value per
   share.  Authorized 20,000,000 shares;
   issued and outstanding 5,574,518 in
   1996 and 5,436,275 in 1995                    56               56
  Additional paid-in capital                 19,067           18,949
  Retained earnings                          13,806           13,606
                                             ------           ------
        Total stockholders' equity           32,929           32,611
                                             ------           ------

                                            $54,388           49,481
                                             ======           ======


See accompanying notes to interim consolidated financial statements.

                                                            FORM 10-Q
                             -6-
LXE INC.

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
                                           Nine Months Ended September 30
                                              1996                1995
                                            --------            --------
Cash flow from operating activities:
 Net earnings (loss)                        $   200               (299)
 Adjustments to reconcile net earnings to
   net cash used in operating activities:
     Depreciation and amortization            2,047              2,038
     Changes in operating assets and
       liabilities:
         Trade accounts receivable           (2,732)             3,283
         Inventories                           (424)            (5,043)
         Accounts payable                     2,793               (222)
         Income taxes                          (264)            (1,760)
         Accrued compensation costs              67               (275)
         Deferred revenue                       167               (192)
         Due to Parent and other                389               (791)
                                              -----              -----
           Net cash provided by (used in)
            operating activities              2,243             (3,261)
                                              -----              -----
Cash flows from investing activities:
 Purchase of property, plant and equipment   (2,609)            (3,643)
 Capitalized product software costs and
   other market-related investments            (323)            (3,143)
                                              -----              -----
           Net cash used in investing
            activities                       (2,932)            (6,786)
                                              -----              -----
Cash flows from financing activities:
  Repayment of long-term debt                  (207)              (183)
  Repayment of long-term debt to Parent        (206)              (206)
  Borrowing under line of credit              1,650              4,650
  Proceeds from exercise of stock options       118               (136)
                                              -----              -----
           Net cash provided by financing
            activities                        1,355              4,125
                                              -----              -----
           Net change in cash and cash
             equivalents                        666             (5,922)

Cash and cash equivalents at January 1        1,881              7,937
                                              -----              -----
Cash and cash equivalents at September 30    $2,547              2,015
                                              =====              =====
Supplemental disclosure of cash flow
  information:
    Cash paid for interest                   $  204                247
    Cash paid for income taxes               $   70              1,378


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

(4)  Other Assets

     Following is a summary of other assets as of September 30, 1996 and December 31, 1995 (in thousands):
                                         September 30,    December 31,
                                             1996             1995
                                         ------------     -----------
Investment in non-public U.S. Company      $ 2,500            2,500
Capitalized software costs                   1,392            1,167
Other                                          898            1,148
                                             -----            -----
Total other assets                         $ 4,790            4,815
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





                                                       FORM 10-Q
                                -8-

LXE INC.

ITEM 2.    Management's Discussion And Analysis of Financial
           Condition and Results of Operations

Results of Operations
---------------------

Consolidated sales for the third quarter and first nine months of 1996 were $18.2 million and $48.9 million, respectively, compared with $11.3 million and $45.2 million for the same respective periods in 1995. Sales for materials handling applications increased in both North American and international markets.
Sales also increased due to the Company's entry into the market for healthcare information management.

Cost of sales for the third quarter, as a percentage of net sales, was 59% in 1996 compared with 63% in 1995, mainly reflecting a higher sales base in 1996 to absorb fixed expenses. For the first nine months, the cost of sales percentage did not vary significantly in 1996 from 1995, although the mix of export and North American sales has changed.

Selling, general and administrative expenses in 1996 compared with 1995 were lower for the third quarter and comparable for the first nine months, due mainly to reorganization of the Company's sales efforts. Product development and engineering expenses did not vary significantly in 1996 compared with 1995, as the Company continued efforts to expand its product line.

Interest and other income was reported net of a foreign exchange loss in the third quarter of 1996 and lower gains for the first nine months of 1996 compared with 1995, resulting from currency fluctuations that affected the accounting translation of European subsidiaries' financial statements into U.S. dollars. Interest expense increased in 1996 as a result of increased borrowing under the Company's revolving credit agreement.

The effective income tax rate for the first nine months of 1996 was 38%, which is comparable with the preceding fiscal year.


Liquidity and Capital Resources
-------------------------------

Cash provided by operations, net of cash used in investing activities (mainly purchases of property, plant and equipment), and borrowings under a revolving credit agreement resulted in a net increase in cash and cash equivalents to $2.5 million as of September 30, 1996, compared with $1.9 million at the beginning of the year. Management does not expect to generate significant positive cash flow in the fourth quarter of 1996; however, management believes that the Company's present liquidity, together with cash from operations and sources of external financing, will support its current business activities and capital investment plans.






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




                                                       FORM 10-Q
                                -10-

                             SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LXE INC.


By:          /s/                                       Date:  11/14/96
    ---------------------------------------                  -----------
    Thomas E. Sharon, Chairman of the Board
     and Chief Executive Officer



By:         /s/                                        Date:  11/14/96
    ---------------------------------------                  -----------
    Don T. Scartz
    Chief Financial Officer